Form 10-Q
period 2026-03-31
Kensington Capital Acquisition Corp. VI
filed 2026-05-14
CIK 2102713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

KENSINGTON CAPITAL ACQUISITION CORP. VI
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-43176	98-1901948
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1400 Old Country Road, Suite 301 Westbury, New York	11590
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (703)
674-6514
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, one-quarter of one Class 1 redeemable warrant and three-quarters of one Class 2 redeemable warrant	KCAC.U	The New York Stock Exchange
Class A ordinary shares, $0.0001 par value	KCAC	The New York Stock Exchange
Class 1 redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50	KCAC.W	The New York Stock Exchange
Class 2 redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50	KCAC.W	The New York Stock Exchange
New units, each consisting of one Class A ordinary share, $0.0001 par value, and three-quarters of one Class 2 redeemable warrant	KCA.U	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  Yes ☒ No ☐
As of May
13
, 2026, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 9,857,142 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. VI

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
KENSINGTON CAPITAL ACQUISITION CORP. VI
CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$2,055,621	$121,831
Prepaid expenses	25,433	40,750
Prepaid insurance	87,500	—

Total Current Assets	2,168,554	162,581
Deferred offering costs	—	64,171
Long-term prepaid insurance	80,208	—
Cash and marketable securities held in Trust Account	230,489,033	—

TOTAL ASSETS	$232,737,795	$226,752

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$25,925	$12,067
Accrued offering costs	133,435	64,171
Promissory note – related party	—	150,000

Total Current Liabilities	159,360	226,238
Working Capital Loans – related party	200,000	—
Deferred legal fee	321,009	—
Derivative liabilities – Private Placement Warrants	6,825,334	—
Deferred underwriting fee	9,200,000	—

TOTAL LIABILITIES	16,705,703	226,238

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at redemption value of $10.02 and $0.00 per share as of March 31, 2026 and December 31, 2025, respectively	230,489,033	—
Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 9,857,142 shares issued and outstanding as of March 31, 2026 and December 31, 2025	986	986
Additional paid-in capital	—	24,014
Accumulated deficit	(14,457,927)	(24,486)

Total Shareholders’ (Deficit) Equity	(14,456,941)	514

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY	$232,737,795	$226,752

(1)
At December 31, 2025, included an aggregate of up to 1,285,714 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On March 5, 2026, the Underwriters exercised its over-allotment option in full, therefore the 1,285,714 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. VI
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

General and administrative costs	$172,892

Loss from operations	(172,892)
Other income (expense):
Fair value of warrants liability in excess of purchase price of Private Placement Warrants	(714,753)
Loss on change in fair value of derivative liabilities – Private Placement Warrants	(337,109)
Transaction costs allocable to derivative liabilities – Private Placement Warrants	(23,338)
Interest earned on cash and marketable securities held in Trust Account	489,033

Total other expenses, net	(586,167)
Net loss	$(759,059)

Basic and diluted weighted average Class A ordinary shares outstanding	6,644,444

Basic and diluted net loss per Class A ordinary share	$(0.05)

Basic and diluted weighted average Class B ordinary shares outstanding	8,942,856

Basic and diluted net loss per Class B ordinary share	$(0.05)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. VI
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2026 (1)	—	$—	9,857,142	$986	$24,014	$(24,486)	$514
Proceeds in excess of fair value of Private Placement Warrants	—	—	—	—	1,526,528	—	1,526,528
Fair Value of Public Warrants at issuance	—	—	—	—	7,122,796	—	7,122,796
Offering costs allocated to fair value equity instruments	—	—	—	—	(462,330)	—	(462,330)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(8,211,008)	(13,674,382)	(21,885,390)
Net loss	—	—	—	—	—	(759,059)	(759,059)

Balance — March 31, 2026	—	$—	9,857,142	$986	$—	$(14,457,927)	$(14,456,941)

(1)
Included an aggregate of up to 1,285,714 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On March 5, 2026, the Underwriters exercised its over-allotment option in full, therefore the 1,285,714 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. VI
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(759,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs allocable to derivative liabilities – Private Placement Warrants	23,338
Interest earned on cash and marketable securities held in Trust Account	(489,033)
Loss on change in fair value of derivative liabilities – Private Placement Warrants	337,109
Fair value of warrant liability in excess of purchase price of Private Placement Warrants	714,753
Changes in operating assets and liabilities:
Prepaid expenses	(9,683)
Prepaid insurance	(167,708)
Accounts payable and accrued expenses	13,858
Deferred legal fee	31,460

Net cash used in operating activities	(304,965)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	7,300,000
Proceeds from promissory note – related party	50,000
Payment of offering costs	(511,245)

Net cash provided by financing activities	232,238,755

Net Change in Cash	1,933,790
Cash – Beginning of period	121,831

Cash – End of period	$2,055,621

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$162,632

Remeasurement of Class A ordinary shares to redemption value	$21,885,390

Deferred underwriting fee payable	$9,200,000

Deferred legal fee payable	$289,549

Conversion of advances and short-term promissory notes to Working Capital Loans – related party	$200,000

Offering costs paid through prepaid expenses	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS
Kensington Capital Acquisition Corp. VI (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on December 4, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2026, the Company had not commenced any operations. All activity for the period from December 4, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is Kensington Capital Sponsor VI LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 3, 2026. On March 5, 2026, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”) at $10.00 per Unit, which includes the full exercise of the Underwriters’ (as defined in Note 4) over-allotment option of 3,000,000 Units, generating gross proceeds of $230,000,000, which is discussed in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 11,533,333 private placement warrants (“Private Placement Warrants”) to the Sponsor at a price of $0.43 per Private Placement Warrant, or $5,000,000 in the aggregate. The Underwriters purchased an aggregate of 3,066,667 Private Placement Warrants at a price of $0.75 per Private Placement Warrant, or $2,300,000 in the aggregate.
Transaction costs amounted to $14,759,229, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $959,229 of other offering costs.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the Permitted Withdrawals (as defined below) and any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering on March 5, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, are held in a trust account (the “Trust Account”) and will be invested or held only in (i) U.S. government treasury bills with a maturity of
185 days or less or in money market funds investing solely in U.S. Treasuries, (ii) uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. No later than 24 months after the closing of the Initial Public Offering or such earlier liquidation date as the Company’s board of directors may approve, or such later time as provided for in any amendment to the Company’s Amended and Restated Memorandum and Articles of Association (an “Extension Period”), subject to applicable law, the amounts held in the Trust Account will be held as cash or cash items, including in demand deposit accounts.
The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations or funds for working capital requirements (net of taxes), (“Permitted Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s Public Warrants (as defined in Note 3). The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.
The Initial Shareholder (as defined in Note 5) has agreed to (i) waive its redemption rights with respect to its private placement shares in connection with the completion of the initial Business Combination, (ii) waive its redemption rights with respect to its private placement shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or such earlier liquidation date as the Company’s board of directors may approve, or during any Extension Period, subject to applicable law or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its private placement shares if the Company fails to complete the initial Business Combination within the prescribed timeframe. In addition, the Sponsor has agreed to vote any private placement shares held by it in favor of the initial Business Combination.
The Company has until 24 months from the closing of the Initial Public Offering to complete a Business Combination or until such earlier liquidation date as the Company’s board of directors may approve, or during any Extension Period (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, and the board of directors has made a determination, and provided notice to the shareholders, that the Company is unable to, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses) and not previously released to the Company to pay its taxes and Permitted Withdrawals, if any, divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The Initial Shareholder has agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholder acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The Underwriters have agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial amount held in the Trust Account ($10.00).
The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn for Permitted Withdrawals. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the
Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing global conflicts. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the military escalations between the United States and Iran, Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 5, 2026, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on March 13, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.
Liquidity and Capital Resources
As of March 31, 2026, the Company had $2,055,621 in cash and had a working capital of $2,009,194.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $0.50 per warrant. As of March 31, 2026, there is $200,000 outstanding under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the completion window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,055,621 and $121,831 in cash as of March 31, 2026 and December 31, 2025, respectively, and did not have cash equivalents.
Cash and Marketable Securities Held in Trust Account
As of March 31, 2026, the assets held in the Trust Account amounting to $230,489,033 were comprised of $664 in cash and $230,488,369 in U.S. Treasury Securities. As of December 31, 2025, there were no assets held in the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities (see Note 8). Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC Topic
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC Topic
470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Warrants and Private Placement Warrants were charged to shareholders’ equity and other income (expense) in the unaudited condensed statement of operations, respectively, as Public and Private Placement Warrants after management’s evaluation are accounted for under equity and liability treatment, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Income Taxes
The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Class A Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or such earlier liquidation date as the Company’s board of directors may approve, or during any Extension Period, subject to applicable law or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity. In accordance with FASB ASC Topic
480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(7,122,796)
Class A ordinary shares issuance cost	(14,273,561)
Plus:
Remeasurement of carrying value to redemption value	21,885,390

Class A Ordinary Shares subject to possible redemption, March 31, 2026	$230,489,033

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
Warrant Instruments
The Company will account for the Public and Private Placement Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the Public Warrants under equity treatment and the Private Placement Warrants under liability treatment, at fair values (see Note 8). There are 23,000,000 Public and 14,600,000 Private Placement Warrants outstanding as of March 31, 2026. There
w
e
r
e
no warrant
s
outstanding as of December 31, 2025.
Working Capital Loan
s
— Related Party
The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings and losses. When an embedded derivative is bifurcated, the initial fair value of the embedded derivative generally creates a discount to the loan host instrument, which is subsequently amortized to interest expense over the life of the debt. Any bifurcated embedded derivative is presented combined with the loan host instrument in the accompanying condensed balance sheets.
Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $0.50 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. It was determined that the value of the embedded conversion option was de minimis, as such the Company has recorded the Working Capital Loans – related party at par value in the accompanying condensed balance sheets.

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period. Diluted net loss per share attributable to ordinary shareholders adjusts the basic net loss per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted loss per Class A ordinary share for the periods presented. Due to the net loss attributable to the Company for the three months ended March 31, 2026, the inclusion of all potential Class B ordinary shares outstanding would have been anti-dilutive.
As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the three months ended March 31, 2026.
With respect to the remeasurement of Class A ordinary shares subject to possible redemption and consistent with FASB ASC Topic
480-10-S99-3A,
“Distinguishing Liabilities from Equity” (“ASC
480-10-S99”),
the Company treated remeasurement in the same manner as a dividend paid to the shareholders in the calculation of the net loss per ordinary share.
The following tables reflect the calculation of basic and diluted net loss per ordinary share:

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(323,566)	$(435,493)
Denominator:
Weighted-average ordinary shares outstanding	6,644,444	8,942,856

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)

Recently Issued Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on March 5, 2026, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise of the Underwriters’ option in the amount of 3,000,000 Units, generating gross proceeds of 230,000,000. Each Unit consists of one Class A ordinary share, one-quarter
of one Class 1 redeemable warrant and three-quarters of one Class 2 redeemable warrant (“Public Warrant”). Each whole Class 1 warrant and each whole Class 2 warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.
Warrants —
As of March 31, 2026, there were 5,750,000 Class 1 warrants, 17,250,000 Class 2 warrants, and 14,600,000 Private Placement Warrants outstanding. As of December 31, 2025, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of the initial Business Combination, and will (except for Class 2 warrants attached to shares that are redeemed in connection with the initial Business Combination, which Class 2 warrants will expire upon redemption of such shares) expire seven years after the completion of the initial Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating thereto is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.
The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Redemption of Public Warrants
 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period or the Company has elected to require the exercise of the Public Warrants on a cashless basis. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the warrants for redemption as described in this paragraph, its management will have the option to require any holder that wishes to exercise his, her or its warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the fair market value less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants. If its management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of Class A ordinary shares to be received upon exercise of the warrants, including the fair market value in such case.
The Company has established the $18.00 per share (as adjusted) redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the Public Warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each Public Warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price as well as the $11.50 Public Warrant exercise price after the redemption notice is issued.
In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to either of the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its Initial Business Combination on the date of the completion of its Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, so long as they are held by the Sponsor, Underwriters or the initial lender providing Working Capital Loans, as applicable, or any of their respective permitted transferees. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable.
If the Private Placement Warrants are held by holders other than the Sponsor, Underwriters or the initial lender providing Working Capital Loans, as applicable, or any of their respective permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants underlying the Units sold in the Initial Public Offering.
NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,533,333 Private Placement Warrants at a price of $0.43 per Private Placement Warrant, or $5,000,000 in the aggregate, in a private placement. The fair value of the Private Placement Warrants as of the
Initial Public Offering
was approximately $0.50 per warrant, for a total initial fair value of $5,714,753. Upon issuance of the Private Placement

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Warrants to the Sponsor, the Company recorded a loss of $714,753 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the statements of operations (see also Note 8).
Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Drexel Hamilton, LLC (collectively, the “Underwriters”) used a portion of their underwriting discount and commission and purchased an aggregate of 3,005,334 Private Placement Warrants and 61,333 Private Placement Warrants, respectively, at a price of $0.75 per Private Placement Warrant, or $2,300,000 in the aggregate, in a private placement. The fair value of the Private Placement Warrants issued to the Underwriters as of the
Initial Public Offering
was approximately $0.25 per warrant, for a total initial fair value of $773,472. The excess of cash received over the fair value of the Private Placement Warrants issued to the Underwriters was $1,526,528 and was reflected in additional paid-in
capital on the statements of changes in shareholders’ deficit for the three months ended March 31, 2026 (see also Note 8).
The Private Placement Warrants are identical to the warrants included in the units sold in the Initial Public Offering, subject to certain limited exceptions, so long as they are held by the Sponsor, Underwriters or the initial lender providing Working Capital Loans, as applicable, or any of their respective permitted transferees. The proceeds from the sale of the Private Placement Warrants will be added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants may expire worthless.
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On December 19, 2025, the Sponsor (“Initial Shareholder”) paid $25,000 for 9,857,142 Class B ordinary shares (the “Founder Shares”) issued to the Initial Shareholder.
The Founder Shares included an aggregate of up to
1,285,714
shares subject to forfeiture by the holders thereof depending on the extent to which the Underwriters’ over-allotment option is exercised, so that the number of Founder Shares would collectively represent
30
% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On March 5, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the
1,285,714
Founder Shares are no longer subject to forfeiture.
The Initial Shareholder has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note — Related Party
On December 11, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2026 or (i) the consummation of the Initial Public Offering. As of December 31, 2025, there was $150,000 outstanding under the Promissory Note. As of March 5, 2026, the Company borrowed $200,000 under the promissory note which the Company converted to a Working Capital Loan, as defined below. As such, no balance remains outstanding under the Promissory Note as of March 31, 2026.
Administrative Services Agreements
Commencing on March 3, 2026, the Company has agreed to pay the Sponsor and DEHC LLC (each, a “Provider”, and collectively, the “Providers”) $
20,000
per month to each Provider for administrative and other services. These monthly fees will cease upon (i) the completion of the initial Business Combination, (ii) the liquidation of the Company or (iii) the
18-month
anniversary of the effective date of the Initial Public Offering. The aggregate payments to each Provider shall not exceed $
360,000
and any portion of such amount that has not yet been paid will become immediately due and payable upon the completion of the initial Business Combination. For the three months ended March 31, 2026, the Company incurred and paid $
40,000
of administrative services fees.

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026, there is $200,000 outstanding under the Working Capital Loans. As of December 31, 2025, there were no Working Capital Loans outstanding.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the (i) Founder Shares, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the Initial Public Offering, and the Class A ordinary shares underlying such Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up
period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the Underwriters a
45-day
option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions. As of March 5, 2026, simultaneously with the closing of the Initial Public Offering, the Underwriters elected to fully exercise the over-allotment option to purchase the additional 3,000,000 Units at a price of $10.00 per Unit.
The Underwriters were entitled to (1) an underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate which was paid in cash at the closing of the Initial Public Offering and (2) a deferred fee of $0.40 per Unit, or $9,200,000 in the aggregate. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement and will be based on the amount of funds remaining in the Trust Account after shareholder redemptions of Public Shares in connection with the consummation of a Business Combination.
Deferred Legal Fee
As of March 31, 2026, the Company had a total of $321,009 of deferred legal fees incurred to be paid to the Company’s legal advisors upon consummation of the Business Combination. As of December 31, 2025, there were no deferred legal fees payable. The deferred fees are classified as a non-current
liability in the accompanying condensed balance sheets.

NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 an
d
December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 100,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026, there were no Class A ordinary shares issued or outstanding, excluding the 23,000,000 and no shares subject to possible redemption, respectively. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares —
The Company is authorized to issue 10,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share.

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

As of March 31, 2026 and December 31, 2025, the Company issued 9,857,142 of Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share, of which an aggregate of up to 1,285,714 shares were subject to forfeiture by the holders thereof depending on the extent to which the Underwriters’ over-allotment option was exercised so that the number of Founder Shares would equal 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 5, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the
1,285,714
Founder Shares are no longer subject to forfeiture.
Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment.
NOTE 8 — FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s derivative assets and liabilities that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$230,489,033	$—
Liabilities:
Derivative liabilities – Private Placement Warrants	3	$6,825,334	$—
The fair value of the Class 1 and Class 2 Public Warrants and Private Placement Warrants was determined using the Monte Carlo Simulation Model and Black-Scholes-Merton, respectively. The Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within derivative liabilities - warrants in the accompanying condensed balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the unaudited condensed statement of operations. The Public Warrants were accounted for as equity and are only measured once, at the closing of the Initial Public Offering.
The following table presents the quantitative information regarding market assumptions used in the valuation of the Class 1 and Class 2 Public Warrants at issuance (upon consummation of the Initial Public Offering):

March 5, 2026
Implied share price	$9.51
Volatility	5.0%
Risk-free rate (Continuous)	3.92%
Expected term to De-SPAC (Years)	0.5
Probability of De-SPAC and market adjustment	45.0%

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

The following tables present the quantitative information regarding market assumptions used in the valuation of the Private Placement Warrants at issuance (upon consummation of the Initial Public Offering) and at March 31, 2026:

	March 5, 2026
	Private Warrants - Sponsor	Private Warrants - Underwriters
Implied share price	$9.51	$9.50
Volatility	5.0%	7.0%
Risk-free rate (Continuous)	3.92%	3.69%
Expected term to De-SPAC (Years)	0.5	—
Probability of De-SPAC and market adjustment	$45.0%	45.0%

	March 31, 2026
	Private Warrants - Sponsor	Private Warrants - Underwriters
Implied share price	$9.52	$9.52
Volatility	5.0%	7.0%
Risk-free rate (Continuous)	4.09%	3.88%
Expected term to De-SPAC (Years)	0.4	—
Probability of De-SPAC and market adjustment	$45.0%	45.0%
As discussed in Note 4, upon issuance of the Private Placement Warrants to the Sponsor, the Company recorded a loss of $714,753 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the loss on change in fair value of derivative liabilities – Private Placement Warrants on the statements of operations. The fair value of the Private Placement Warrants issued to the Underwriters as of the
Initial Public Offering
was approximately $0.25 per warrant, for a total initial fair value of $773,471. The excess of cash received over the fair value of the Private Placement Warrants issued to the Underwriters was $1,526,528 and was reflected in additional paid-in
capital on the statement of changes in shareholders’ deficit for the three months ended March 31, 2026.
The following table presents the changes in the fair value of Level 3 derivative liabilities – Private Placement Warrants:

	Private Warrants - Sponsor	Private Warrants - Underwriters	Warrant Liabilities
Warrant liabilities at December 31, 2025	$—	$—	$—
Issuance of Private Warrants at Initial Public Offering	5,714,754	773,471	6,488,225
Change in fair value of derivative liabilities – Private Placement Warrants	282,580	54,529	337,109

Fair value as of March 31, 2026	5,997,334	828,000	6,825,334

NOTE 9 — SEGMENT INFORMATION
FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the
Chief Executive Officer
, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.
The CODM assesses performance for the
single
segment and decides how to allocate resources. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in the net loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash and marketable securities held in Trust Account	$230,489,033	$—
Cash	$2,055,621	$121,831

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

For the Three Months Ended March 31, 2026
General and administrative costs	$172,892
Interest earned on cash an marketable securities held in Trust Account	$489,033
The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.
The CODM reviews formation, general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date and through the date that the unaudited condensed financial statements are issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Kensington Capital Acquisition Corp. VI. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Kensington Capital Sponsor VI LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on December 4, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the initial public offering (the “Initial Public Offering”) described below and the sale of the Private Placement Warrants (as defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 4, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $759,059, which consists of general and administrative costs of $172,892, the fair value of warrant liability in excess of purchase price of Private Placement Warrants of $714,753, a loss on the change in fair value of Private Placement Warrant derivative liabilities of $337,109 and transaction costs allocable to the Private Placement Warrant derivative liabilities of $23,338 offset by interest earned on cash and marketable securities held in Trust Account of $489,033.

Liquidity and Capital Resources

On March 5, 2026, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”) at $10.00 per Unit, which includes the full exercise of the Underwriters’ (as defined below) over-allotment option of 3,000,000 Units, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 11,533,333 private placement warrants (the “Private Placement Warrants”) to the Sponsor at a price of $0.43 per Private Placement Warrant, or $5,000,000 in the aggregate. Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Drexel Hamilton, LLC (collectively, the “Underwriters”) purchased an aggregate of 3,066,667 Private Placement Warrants at a price of $0.75 per Private Placement Warrant, or $2,300,000 in the aggregate.

Following the Initial Public Offering, the full exercise of the Underwriters’ over-allotment option, and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred transaction costs of $14,759,229, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $959,229 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $304,965. Net loss of $759,059 was affected by interest earned on cash and marketable securities held in Trust Account of $489,033 and offset by the fair value of warrant liability in excess of purchase price of Private Placement Warrants of $714,753, a loss on the change in fair value of Private Placement Warrant derivative liabilities of $337,109 and the transaction costs allocable to the Private Placement Warrant of $23,338. Changes in operating assets and liabilities used $132,073 of cash from operating activities.

As of March 31, 2026, we had cash and marketable securities held in the Trust Account of $230,489,033 (including approximately $489,033 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $2,055,621. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. At the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026, there is $200,000 outstanding under the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay each of the Sponsor and DEHC LLC (each, a “Provider”, and collectively, the “Providers”) $20,000 per month for administrative and other services. These monthly fees will cease upon (i) the completion of the initial Business Combination, (ii) the liquidation of the Company or (iii) the 18-month anniversary of the effective date of the Initial Public Offering. The aggregate payments to each Provider shall not exceed $360,000 and any portion of such amount that has not yet been paid will become immediately due and payable upon the completion of the initial Business Combination.

The Underwriters were entitled to (1) an underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate which was paid in cash at the closing of the Initial Public Offering and (2) a deferred fee of $0.40 per Unit, or $9,200,000 in the aggregate. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement and will be based on the amount of funds remaining in the Trust Account after shareholder redemptions of Public Shares in connection with the consummation of a Business Combination.

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. We used a third-party valuation expert to determine the fair value of both the Public and Private Placement Warrants at inception and on a quarterly and annual basis for the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, other than the Public and Private Placement Warrants, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus relating to our Initial Public Offering filed with the SEC on March 5, 2026. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales
On December 19, 2025, the Sponsor purchased 9,857,142 of the Company’s Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000, or approximately $0.0025 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
On March 5, 2026, the Sponsor purchased 11,533,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $0.43 per warrant ($5,000,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. In addition, on March 5, 2026, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, and Drexel Hamilton, LLC (collectively, the “Underwriters”) used a portion of their underwriting discount and commission to purchase 3,005,334 Private Placement Warrants and 61,333 Private Placement Warrants, respectively, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $0.75 per warrant ($2,300,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, so long as they are held by the Sponsor, the Underwriters or the initial lender providing Working Capital Loans, as applicable, or any of their respective permitted transferees. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable. If
the Private Placement Warrants are held by holders other than the Sponsor, the Underwriters or the initial lender providing Working Capital Loans, as applicable, or any of their respective permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants underlying the Units sold in the Initial Public Offering.
No underwriting discounts or commissions were paid with respect to such unregistered sales.
Use of Proceeds
On March 5, 2026, the Company consummated its Initial Public Offering of 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters exercising their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, acted as lead book-running manager for the offering, and Drexel Hamilton, LLC acted as co-manager.
The securities sold in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-293233).
The SEC declared registration statement
No. 333-293233
effective on March 3, 2026.
Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the Private Placement Warrants, $230,000,000 was placed in the Trust Account.
The Company paid a total of $4,600,000 underwriting discounts and commissions and approximately $959,
229
for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $9,200,000 in underwriting discounts and commissions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KENSINGTON CAPITAL ACQUISITION CORP. VI

Date: May 14, 2026	By:	/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Daniel Huber
	Name:	Daniel Huber
	Title:	Chief Financial Officer (Principal Financial Officer)