Form 10-Q
period 2026-06-30
Kensington Capital Acquisition Corp. VI
filed 2026-08-14
CIK 2102713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

KENSINGTON CAPITAL ACQUISITION CORP. VI
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-43176	98-1901948
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation)	File Number)	Identification No.)

1400 Old Country Road, Suite 301
Westbury, New York	11590
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 674-6514
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 19
34:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 19
34
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
As of August
12
, 2026, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 9,857,142 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. VI

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
KENSINGTON CAPITAL ACQUISITION CORP. VI
CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$1,855,444	$121,831
Prepaid expenses	20,683	40,750
Prepaid insurance	87,500	—

Total Current Assets	1,963,627	162,581
Deferred offering costs	—	64,171
Long-term prepaid insurance	58,333	—
Cash and marketable securities held in Trust Account	232,582,684	—

TOTAL ASSETS	$234,604,644	$226,752

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$57,041	$12,067
Accrued offering costs	103,435	64,171
Promissory note – related party	—	150,000

Total Current Liabilities	160,476	226,238
Working Capital Loans – related party	200,000	—
Deferred legal fee	648,346	—
Derivative liabilities – Private Placement Warrants	15,986,668	—
Deferred underwriting fee	9,200,000	—

TOTAL LIABILITIES	26,195,490	226,238

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at redemption value of $10.11 and $0.00 per share as of June 30, 2026 and December 31, 2025, respectively	232,582,684	—
Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 9,857,142 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	986	986
Additional paid-in capital	—	24,014
Accumulated deficit	(24,174,516)	(24,486)

Total Shareholders’ (Deficit) Equity	(24,173,530)	514

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY	$234,604,644	$226,752

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

KENSINGTON CAPITAL ACQUISITION CORP. VI
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$555,255	$728,147

Loss from operations	(555,255)	(728,147)
Other income (expense):
Fair value of warrants liability in excess of purchase price of Private Placement Warrants	—	(714,753)
Loss on change in fair value of derivative liabilities – Private Placement Warrants	(9,161,334)	(9,498,443)
Transaction costs allocable to derivative liabilities – Private Placement Warrants	—	(23,338)
Interest earned on cash and marketable securities held in Trust Account	2,093,651	2,582,684

Total other expenses, net	(7,067,683)	(7,653,850)

Net loss	$(7,622,938)	$(8,381,997)

Basic and diluted weighted average Class A ordinary shares outstanding	23,000,000	14,867,403

Basic and diluted net loss per Class A ordinary share	$(0.23)	$(0.35)

Basic and diluted weighted average Class B ordinary shares outstanding	9,857,142	9,402,525

Basic and diluted net loss per Class B ordinary share	$(0.23)	$(0.35)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. VI
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2026 (1)	—	$—	9,857,142	$986	$24,014	$(24,486)	$514
Proceeds in excess of fair value of Private Placement Warrants	—	—	—	—	1,526,528	—	1,526,528
Fair Value of Public Warrants at issuance	—	—	—	—	7,122,796	—	7,122,796
Offering costs allocated to fair value equity instruments	—	—	—	—	(462,330)	—	(462,330)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(8,211,008)	(13,674,382)	(21,885,390)
Net loss	—	—	—	—	—	(759,059)	(759,059)

Balance — March 31, 2026	—	—	9,857,142	986	—	(14,457,927)	(14,456,941)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,093,651)	(2,093,651)
Net loss	—	—	—	—	—	(7,622,938)	(7,622,938)

Balance — June 30, 2026	—	$—	9,857,142	$986	$—	$(24,174,516)	$(24,173,530)

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

KENSINGTON CAPITAL ACQUISITION CORP. VI
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(8,381,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs allocable to derivative liabilities – Private Placement Warrants	23,338
Interest earned on cash and marketable securities held in Trust Account	(2,582,684)
Loss on change in fair value of derivative liabilities – Private Placement Warrants	9,498,443
Fair value of warrant liability in excess of purchase price of Private Placement Warrants	714,753
Changes in operating assets and liabilities:
Prepaid expenses	20,067
Prepaid insurance	(145,833)
Accounts payable and accrued expenses	44,974
Deferred legal fee	358,797

Net cash used in operating activities	(450,142)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	7,300,000
Proceeds from promissory note – related party	50,000
Payment of offering costs	(566,245)

Net cash provided by financing activities	232,183,755

Net Change in Cash	1,733,613
Cash – Beginning of period	121,831

Cash – End of period	$1,855,444

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$101,504

Remeasurement of Class A ordinary shares to redemption value	$23,979,041

Deferred underwriting fee payable	$9,200,000

Deferred legal fee payable	$289,549

Conversion of advances and short-term promissory notes to Working Capital Loans – related party	$200,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
As of June 30, 2026, the Company had not commenced any operations. All activity for the period from December 4, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

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

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 5, 2026, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on March 13, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Liquidity and Capital Resources
As of June 30, 2026, the Company had $1,855,444 in cash and had a working capital of $1,803,151.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $0.50 per warrant. As of June 30, 2026, there is $200,000 outstanding under the Working Capital Loans.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,855,444 and $121,831 in cash as of June 30, 2026 and December 31, 2025, respectively, and did not have cash equivalents.
Cash and Marketable Securities Held in Trust Account
As of June 30, 2026, the assets held in the Trust Account amounting to $232,582,684 were comprised of $1,140 in cash and $232,581,544 in U.S. Treasury Securities. As of December 31, 2025, there were no assets held in the Trust Account.

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Use of Estimates
The preparation of these unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.
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
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Warrants and Private Placement Warrants were charged to shareholders’ deficit and other income (expense) in the unaudited condensed statements of operations, respectively, as Public and Private Placement Warrants after management’s evaluation are accounted for under equity and liability treatment, respectively.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption
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
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(7,122,796)
Class A ordinary shares issuance cost	(14,273,561)
Plus:
Remeasurement of carrying value to redemption value	23,979,041

Class A Ordinary Shares subject to possible redemption, June 30, 2026	$232,582,684

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
Warrant Instruments
The Company will account for the Public and Private Placement Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the Public Warrants under equity treatment and the Private Placement Warrants under liability treatment, at fair values (see Note 8). There are 23,000,000 Public and 14,600,000 Private Placement Warrants outstanding as of June 30, 2026. There were no warrants outstanding as of December 31, 2025.
Working Capital Loans — Related Party
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

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period. Diluted net loss per share attributable to ordinary shareholders adjusts the basic net loss per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted loss per Class A ordinary share for the periods presented. Due to the net loss attributable to the Company for the three and six months ended June 30, 2026, the inclusion of all potential Class B ordinary shares outstanding would have been anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the three and six months ended June 30, 2026.
With respect to the remeasurement of Class A ordinary shares subject to possible redemption and consistent with FASB ASC Topic
480-10-S99-3A,
“Distinguishing Liabilities from Equity”
(“ASC480-10-S99”),
the Company treated remeasurement in the same manner as a dividend paid to the shareholders in the calculation of the net loss per ordinary share.
The following tables reflect the calculation of basic and diluted net loss per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(5,336,057)	$(2,286,881)	$(5,134,689)	$(3,247,308)
Denominator:
Weighted-average ordinary shares outstanding	23,000,000	9,857,142	14,867,403	9,402,525

Basic and diluted net loss per ordinary share	$(0.23)	$(0.23)	$(0.35)	$(0.35)

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
Warrants —
As of June 30, 2026, there were 5,750,000 Class 1 warrants, 17,250,000 Class 2 warrants, and 14,600,000 Private Placement Warrants outstanding. As of December 31, 2025, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of the initial Business Combination, and will (except for Class 2 warrants attached to shares that are redeemed in connection with the initial Business Combination, which Class 2 warrants will expire upon redemption of such shares) expire seven years after the completion of the initial Business Combination or earlier upon redemption or liquidation.
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

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

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

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMEN
TS
JUNE 30, 2026
(UNAUDITED)

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
NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,533,333 Private Placement Warrants at a price of $0.43 per Private Placement Warrant, or $5,000,000 in the aggregate, in a private placement. The fair value of the Private Placement Warrants as of the Initial Public Offering was approximately $0.50 per warrant, for a total initial fair value of $5,714,753. Upon issuance of the Private Placement Warrants to the Sponsor, the Company recorded a loss of $714,753 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the unaudited condensed statements of operations (see also Note 8).
Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Drexel Hamilton, LLC (collectively, the “Underwriters”) used a portion of their underwriting discount and commission and purchased an aggregate of 3,005,334 Private Placement Warrants and 61,333 Private Placement Warrants, respectively, at a price of $0.75 per Private Placement Warrant, or $2,300,000 in the aggregate, in a private placement. The fair value of the Private Placement Warrants issued to the Underwriters as of the Initial Public Offering was approximately $0.25 per warrant, for a total initial fair value of $773,471. The excess of cash received over the fair value of the Private Placement Warrants issued to the Underwriters was $1,526,528 and was reflected in additional paid-in
capital on the unaudited condensed statements of changes in shareholders’ deficit for the three and six months ended June 30, 2026 (see also Note 8).
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
The Founder Shares included an aggregate of up to 1,285,714 shares subject to forfeiture by the holders thereof depending on the extent to which the Underwriters’ over-allotment option is exercised, so that the number of Founder Shares would collectively represent 30% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On March 5, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,285,714 Founder Shares are no longer subject to forfeiture.
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

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Promissory Note — Related Party
On December 11, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2026 or (ii) the consummation of the Initial Public Offering. As of December 31, 2025, there was $150,000 outstanding under the Promissory Note. As of March 5, 2026, the Company borrowed $200,000 under the promissory note which the Company converted to a Working Capital Loan, as defined below. As such, no balance remains outstanding under the Promissory Note as of June 30, 2026.
Administrative Services Agreements
Commencing on March 3, 2026, the Company has agreed to pay the Sponsor and DEHC LLC (each, a “Provider”, and collectively, the “Providers”) $20,000 per month to each Provider for administrative and other services. These monthly fees will cease upon (i) the completion of the initial Business Combination, (ii) the liquidation of the Company or (iii) the
18-month
anniversary of the effective date of the Initial Public Offering. The aggregate payments to each Provider shall not exceed $360,000 and any portion of such amount that has not yet been paid will become immediately due and payable upon the completion of the initial Business Combination. For the three and six months ended June 30, 2026, the Company incurred and paid $40,000 and $160,000 of administrative services fees, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026, there is $200,000 outstanding under the Working Capital Loans. As of December 31, 2025, there were no Working Capital Loans outstanding.
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

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

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
Deferred Legal Fee
As of June 30, 2026, the Company had a total of $648,346 of deferred legal fees incurred to be paid to the Company’s legal advisors upon consummation of the Business Combination. As of December 31, 2025, there were no deferred legal fees payable. The deferred fees are classified as a non-current
liability in the accompanying condensed balance sheets.

Placement Agent Agreements
On June 8, 2026 and June 9, 2026, the Company engaged Cohen & Company Securities, LLC (“CCM”) as a placement agent and Drexel Hamilton, LLC (“DH”), as a junior placement agent (the “Placement Agents”) in connection with a private placement transaction related to a potential de-SPAC
transaction involving a target. Upon the closing of the private placement, the Company will pay transaction fees to CCM and DH equal to 95% and 5%, respectively, of 3% of the gross proceeds raised in the private placement certain investors as defined in the respective agreements. In addition, the Company shall reimburse each Placement Agent for out-of-pocket
expenses of up to $80,000 upon consummation of the private placement or termination of the agreements. As of June 30, 2026, no private placement had closed, and no amounts were due under these agreements. Accordingly, no liability was recognized in the accompanying condensed balance sheets.
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 100,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding the 23,000,000 shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares —
The Company is authorized to issue 10,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share.
As of June 30, 2026 and December 31, 2025, the Company issued 9,857,142 of Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share, of which an aggregate of up to 1,285,714 shares were subject to forfeiture by the holders thereof depending on the extent to which the Underwriters’ over-allotment option was exercised so that the number of Founder Shares would equal 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 5, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,285,714 Founder Shares are no longer subject to forfeiture.
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
basis, subject to adjustment.
NOTE 8 — FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

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

The following table presents information about the Company’s derivative assets and liabilities that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$232,582,684	$—
Liabilities:
Derivative liabilities – Private Placement Warrants	3	$15,986,668	$—
The fair value of the Class 1 and Class 2 Public Warrants and Private Placement Warrants was determined using the Monte Carlo Simulation Model and Black-Scholes-Merton, respectively. The Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within derivative liabilities - warrants in the accompanying condensed balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the unaudited condensed statements of operations. The Public Warrants were accounted for as equity and are only measured once, at the closing of the Initial Public Offering.
The following table presents the quantitative information regarding market assumptions used in the valuation of the Class 1 and Class 2 Public Warrants at issuance (upon consummation of the Initial Public Offering):

March 5, 2026
Implied share price	$9.51
Volatility	5.0%
Risk-free rate (Continuous)	3.92%
Expected term to De-SPAC (Years)	0.5
Probability of De-SPAC and market adjustment	45.0%
The following tables present the quantitative information regarding market assumptions used in the valuation of the Private Placement Warrants at issuance (upon consummation of the Initial Public Offering) and at June 30, 2026:

	March 5, 2026
	Private Warrants - Sponsor	Private Warrants - Underwriters
Implied share price	$9.51	$9.50
Volatility	5.0%	7.0%
Risk-free rate (Continuous)	3.92%	3.69%
Expected term to De-SPAC (Years)	0.5	—
Term (Years)	7.5	5.0
Probability of De-SPAC and market adjustment	$45.0%	45.0%

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

	June 30, 2026
	Private Warrants - Sponsor	Private Warrants - Underwriters
Implied share price	$9.22	$	$9.22
Volatility	24.0%		21.0%
Risk-free rate (Continuous)	4.27%		4.14%
Expected term to De-SPAC (Years)	0.3		—
Term (Years)	7.3		4.7
Probability of De-SPAC and market adjustment	$45.0%		45.0%
As discussed in Note 4, upon issuance of the Private Placement Warrants to the Sponsor, the Company recorded a loss of $714,753 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the unaudited condensed statements of operations. The fair value of the Private Placement Warrants issued to the Underwriters as of the Initial Public Offering was approximately $0.25 per warrant, for a total initial fair value of $773,471. The excess of cash received over the fair value of the Private Placement Warrants issued to the Underwriters was $1,526,528 and was reflected in additional paid-in
capital on the unaudited condensed statements of changes in shareholders’ deficit for the three and six months ended June 30, 2026.
The following table presents the changes in the fair value of Level 3 derivative liabilities – Private Placement Warrants:

	Private Warrants - Sponsor	Private Warrants - Underwriters	Warrant Liabilities
Warrant liabilities at December 31, 2025	$—	$—	$—
Issuance of Private Warrants at Initial Public Offering	5,714,754	773,471	6,488,225
Change in fair value of derivative liabilities – Private Placement Warrants	282,580	54,529	337,109

Fair value as of March 31, 2026	5,997,334	828,000	6,825,334
Change in fair value of derivative liabilities – Private Placement Warrants	7,842,667	1,318,667	9,161,334

Fair value as of June 30, 2026	$13,840,001	$2,146,667	$15,986,668

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
The Company’s CODM has been identified as the
Chief Financial Officer
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

	June 30, 2026	December 31, 2025
Cash and marketable securities held in Trust Account	$232,582,684	$—
Cash	$1,855,444	$121,831

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$555,255	$728,147
Interest earned on cash and marketable securities held in Trust Account	$2,093,651	$2,582,684

KENSINGTON CAPITAL ACQUISITION CORP. VI
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.
The CODM reviews formation, general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date and through the date that the unaudited condensed financial statements are issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
Organization
Homeland Merger Sub, Inc. and Homeland Merger Sub II, LLC were incorporated in Delaware on July 17, 2026, as wholly owned subsidiaries of the Company. They were formed for the purpose of effectuating the First and Second Merger with Nth Cycle prior to the transactions as contemplated in the Business Combination Agreement (discussed below) to facilitate the consummation of the proposed Business Combination (as defined below).
Business Combination Agreement
On July 21, 2026, the Company (which will be renamed Nth Cycle Holdings, Inc. and which will transfer by way of continuation out of the Cayman Islands and domesticate as a Delaware corporation prior to the Closing (as defined below)), entered into a Business Combination agreement, by and among the Company, Homeland Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), Homeland Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub II”), Nth Cycle, Inc., a Delaware corporation (“Nth Cycle”), and (for the limited purposes set forth therein) the Sponsor, pursuant to which, among other things and subject to the terms and conditions therein, Merger Sub I will merge with and into Nth Cycle, with Nth Cycle continuing as the surviving company (the “First Merger” and the effective time of such First Merger, the “First Effective Time”); and then Nth Cycle will immediately thereafter merge with and into Merger Sub II, with Merger Sub II continuing as the surviving company (the “Second Merger”; the First Merger and the Second Merger are referred to as the “Mergers”) but will change its name to Nth Cycle, LLC (“the Business Combination Agreement”). The transactions contemplated by the Business Combination Agreement, including the domestication of the Company as a Delaware corporation and the Mergers, are referred to herein as the “Business Combination.” In connection with the closing of the Business Combination (the “Closing”), the Company will change its name to “Nth Cycle Holdings, Inc.” (such company after the Closing, “New Nth Cycle”). After the completion of the Business Combination, New Nth Cycle’s common stock is expected to trade on the New York Stock Exchange under the symbol “NTH.”
The foregoing description of the Business Combination Agreement is qualified in its entirety by reference to the Business Combination Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form
8-K
dated July 22, 2026.

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

Homeland Merger Sub, Inc. (“Merger Sub I”) and Homeland Merger Sub II, LLC (“Merger Sub II) were incorporated in Delaware on July 17, 2026, as our wholly owned subsidiaries. They were formed for the purpose of effectuating the First and Second Merger with Nth Cycle prior to the transactions as contemplated in the Business Combination Agreement (discussed below) to facilitate the consummation of the proposed Business Combination.

Business Combination Agreement

On July 21, 2026 we entered into a Business Combination agreement with Merger Sub I, Merger Sub II, Nth Cycle, Inc., a Delaware corporation (“Nth Cycle”), and our Sponsor, pursuant to which, among other things and subject to the terms and conditions therein, Merger Sub I will merge with and into Nth Cycle, with Nth Cycle continuing as the surviving company (the “First Merger” and the effective time of such First Merger, the “First Effective Time”); and then Nth Cycle will immediately thereafter merge with and into Merger Sub II, with Merger Sub II continuing as the surviving company (the “Second Merger”; the First Merger and the Second Merger are referred to as the “Mergers”) but will change its name to Nth Cycle, LLC (“the Business Combination Agreement”). The transactions contemplated by the Business Combination Agreement, including our domestication as a Delaware corporation and the Mergers, are referred to herein as the “Business Combination.” In connection with the closing of the Business Combination (the “Closing”), we will change our name to “Nth Cycle Holdings, Inc.” (such company after the Closing, “New Nth Cycle”). After the completion of the Business Combination, New Nth Cycle’s common stock is expected to trade on the New York Stock Exchange under the symbol “NTH.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 4, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $7,622,938, which consists of general and administrative costs of $555,255, a loss on the change in fair value of Private Placement Warrant derivative liabilities of $9,161,334 offset by interest earned on cash and marketable securities held in Trust Account of $2,093,651.

For the six months ended June 30, 2026, we had a net loss of $8,381,997, which consists of general and administrative costs of $728,147, the fair value of warrant liability in excess of purchase price of Private Placement Warrants of $714,753, a loss on the change in fair value of Private Placement Warrant derivative liabilities of $9,498,443 and transaction costs allocable to the Private Placement Warrant derivative liabilities of $23,338 offset by interest earned on cash and marketable securities held in Trust Account of $2,582,684.

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

For the six months ended June 30, 2026, cash used in operating activities was $450,142. Net loss of $8,381,997 was affected by interest earned on cash and marketable securities held in Trust Account of $2,582,684 and offset by the fair value of warrant liability in excess of purchase price of Private Placement Warrants of $714,753, a loss on the change in fair value of Private Placement Warrant derivative liabilities of $9,498,443 and the transaction costs allocable to the Private Placement Warrant of $23,338. Changes in operating assets and liabilities provided $278,005 of cash from operating activities.

As of June 30, 2026, we had cash and marketable securities held in the Trust Account of $232,582,684 (including approximately $2,582,684 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,855,444. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. At the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026, there is $200,000 outstanding under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Placement Agent Agreements

On June 8, 2026 and June 9, 2026, we engaged Cohen & Company Securities, LLC (“CCM”) as a placement agent and Drexel Hamilton, LLC (“DH”), as a junior placement agent (the “Placement Agents”) in connection with a private placement transaction related to a potential de-SPAC transaction involving a target. Upon the closing of the private placement, we will pay transaction fees to CCM and DH equal to 95% and 5%, respectively, of 3% of the gross proceeds raised in the private placement certain investors as defined in the respective agreements. In addition, we shall reimburse each Placement Agent for out-of-pocket expenses of up to $80,000 upon consummation of the private placement or termination of the agreements. As of June 30, 2026, no private placement had closed, and no amounts were due under these agreements. Accordingly, no liability was recognized in the accompanying condensed balance sheets.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. We used a third-party valuation expert to determine the fair value of both the Public and Private Placement Warrants at inception and on a quarterly and annual basis for the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, other than the Public and Private Placement Warrants, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
None.
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

KENSINGTON CAPITAL ACQUISITION CORP. VI

	By:	/s/ Justin Mirro
Date: August 13, 2026	Name:	Justin Mirro
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Daniel Huber
	Name:	Daniel Huber
	Title:	Chief Financial Officer (Principal Financial Officer)